Form 10-Q
period 2023-07-31
MARKY CORP.
filed 2023-09-11
CIK 1973047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-271350

MARKY CORP.

(Exact name of registrant as specified in its charter)

Wyoming	32-0689703	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Kos Ramirez Maximiliano,

President and Chief Executive Officer

San Sebastian 309, Martinica León, 37500

Guanajuato, Mexico

Phone: + 186-09730746

(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,500,000 common shares issued and outstanding as of September 8, 2023.

MARKY CORP.

FORM 10-Q

Quarterly Period Ended July 31, 2023

Special Note Regarding Forward—Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying interim condensed financial statements of Marky (“the Company,” “we,” “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

MARKY CORP.

BALANCE SHEETS

(Unaudited)

	July 31, 2023 (unaudited)	January 31, 2023 (audited)
ASSETS
Current Assets
Checking/Savings
Cash and Cash Equivalents	646	646
Total Checking/Savings	646	4,629
Total Current Assets	646	4,629
Other Assets
Intangible Assets, net	33,017	8,700
Total Other Assets	33,017	8,700
TOTAL ASSETS	33,663	13,329
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Other Current Liabilities
Accounts Payable	15,000	8,700
Loan from Related Parties	26,487	1,491
Total Other Current Liabilities	41,487	10,191
Total Current Liabilities	41,487	10,191
Total Liabilities	41,487	10,191
Equity
Capital Stock	3,500	3,500
Net Income	(11,324)	(362)
Total Stockholders’ deficit	(7,824)	3,138
TOTAL LIABILITIES & STOCKHOLDER`S DEFICIT	33,663	13,329

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended July 31, 2023	For the three months ended July 31, 2022	For the six months ended July 31, 2023	For the six months ended July 31, 2022
Revenues	-	-	400	-
Total Revenues	-	-	400	-
Operating Expenses
General and administrative expenses	5,000	-	10,064	200
Bank Service Charges	15	-	115	-
Depreciation Expense	1,183	-	1,183	-
Total operating expenses	6,198	-	11,362	200
Net loss from operations	(6,198)	-	(11,362)	(200)
Other Income	-	-	-	-
Provision for income taxes	-	-	-	-
Net Income/Loss	(6,198)	-	(10,962)	(200)

Loss per common share – Basic & Diluted	-	-	-	-

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	3,500,000	-	3,500,000	-

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended July 31, 2023 and 2022

(Unaudited)

	Number of common		Additional Paid-in- Capital	Accumulated deficit	Total
	Shares	Amount

Balance as of April 30, 2023	3,500,000	$3,500	$-	$(5,126)	$(1,626)
Net Income for the three months ended July 31, 2023	-	-	-	(6,198)	(6,198)
Balance as of July 31, 2023	3,500,000	$3,500	$-	$(11,324)	$(7,824)

Balance as of April 30, 2022	-	$-	$-	$(200)	$(200)
Net Income for the three months ended July 31, 2022	-	-	-	-	-
Balance as of July 31, 2022	3,500,000	$3,500	$-	$(200)	$(200)

Balance as of January 31, 2023	3,500,000	$3,500	$-	$(362)	$3,138
Net Income for the six months ended July 31, 2023	-	-	-	(10,962)	(11,362)
Balance as of July 31, 2023	3,500,000	$3,500	$-	$(11,324)	$(7,824)

Balance as of April 28, 2022 (inception)	-	$-	$-	$-	$-
Net Income for the period from April 28, 2022 (inception) to July 31, 2022	-	-	-	(200)	(200)
Balance as of July 31, 2022	-	$-	$-	$(200)	$(200)

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended July 31, 2023 (unaudited)	Six months ended July 31, 2022 (unaudited)
OPERATING ACTIVITIES
Net Income	(10,962)	$(200)
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Payable	(6,300)	$-
Cash Flows from Operating Activities	(17,262)	$(200)
FINANCING ACTIVITIES
Director's Loan	24,996	$200
Cash Flows from Financing Activities	24,996	$200
Net cash increase for period	24,996	$200
Cash at beginning of period	4,629	$-
Cash at end of period	646	$-

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the six months ended July 31, 2023

Note 1 — Description of Organization and Business Operations

Marky Corp (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on April 28, 2022 (Inception). Marky Corp is a provider of social media marketing information services. Our goal is to create a unique platform that offers subscribers access to valuable social media marketing information.

Our principal executive office is located at San Sebastian 309, Martinica León, Guanajuato, Mexico.

The Company’s functional and reporting currency is the U.S. dollar.

Note 2 – Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had revenue in amount of $400 and incurred net loss in amount of $11,324 as of July 31, 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements  included in our Annual Report on Form S-1 for the year ended January 31, 2023.

In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company’s year-end is January 31.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the six months ended July 31, 2023

Note 3 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of July 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $646 of cash and cash equivalents as of July 31, 2023 ($4,629 as of January 31, 2023).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of July 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of July 31, 2023, and January 31 2023, no amounts have been accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the six months ended July 31, 2023

Note 3 — Summary of Significant Accounting Policies (cont.)

Research and Development Policy

ASC 730, “Research and Development”, addresses the proper accounting and reporting for research and development costs. It identifies those activities that are to be identified as research and development, the elements of costs that shall be identified with research and development activities, the accounting for these costs, and the financial statement disclosures related to them. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred.

Software Development Policy

The Company accounts for website development costs in accordance with, FASB ASC 350-40, Internal-Use Software and FASB ASC 350-50, Website Development Costs and has capitalized certain costs in the development of our website.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

Note 4 – Stockholders’ Equity

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

On January 27, 2023 the Company issued 3,500,000 shares of its common stock at $0.001 per share for total proceeds of $3,500.

There were 3,500,000 and 3,500,000 shares of common stock issued and outstanding as of July 31, 2023, and January 31, 2023, respectively.

Note 5 — Related Party Transactions

During the six months period ended July 31, 2023 and 2022, the Company’s director loaned to the Company $24,996 and $200, respectively.

As of July 31, 2023 and January 31, 2023, our sole director has a total outstanding balance of $26,487 and $1,491, respectively. This loan is unsecured, non-interest bearing and due on demand.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the six months ended July 31, 2023

Note 6 — Intangible Assets

As of July 31, 2023, the intangible assets, net were as follows:

Website	$14,200
RSS feeds	20,000
Accumulated Depreciation	1,183
Total prepaid expenses	$33,017

Note 7 – Subsequent Events

The Company has evaluated all subsequent events through the date when the financial statements were issued to determine if they must be reported.  The Company determined that there were no reportable subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Marky Corp. was incorporated in the State of Wyoming as a Corporation on April 28, 2022. The Company (“we,” “us,” or the “Company”) is operating an information site, posting global marketing and advertising news on social networks. Our information platform is a web-based information portal, accessed through a web browser. It allows end users to access information on any device of their choice, features social media marketing news, updates, tips, and tutorials on promoting their business on social media.

We expect to generate revenue through providing paid subscription-based information services. The company plans to purchase the RSS feed of social media marketing news to expand the range of news sources and to collect and aggregate content from multiple sources.

The member of our management has accumulated extensive expertise, knowledge, and a robust network in the realms of marketing and social media advertising. This encompasses proficiency in digital advertising, social media strategies, operational excellence and product development and deployment. We intend to utilize management's industry knowledge and professional network to enhance our strategic position.

Sales, Marketing and Distribution

We plan to capitalize our information and education platform for specialized industries. We anticipate that the primary source of our revenue will stem from our information platform

Competition

In the realm of niche software and website development, Marky Corp finds itself amidst a highly competitive landscape. This industry boasts low entry barriers, making it susceptible to the influx of new entrants eager to establish their presence. The presence of these newcomers only adds to the already significant competitive pressures that we encounter.

Furthermore, within this competitive arena, Marky Corp operates as a unique entity, serving as an information site dedicated to the dissemination of global marketing and advertising news through social networks. This niche specialization presents both opportunities and challenges for us. It sets us apart from conventional software and website development firms, but at the same time, it narrows our target audience to those specifically seeking specialized marketing insights.

In our competitive environment, we find ourselves in direct competition with several well-established rivals. Notable among them are companies like Sociallyin, SmartSites, and NinjaPromo. These competitors are backed by reputable organizations known for providing services analogous to our offerings. They not only boast a proven track record but also have substantial existing customer bases, which form a significant portion of our intended client demographic.

Most of our competitors have one or more advantages over us, including:

Established Reputation

Large Existing Customer Base

Extensive Resource

Strong Industry Partnerships

Customization and Scalability

Brand Recognition

Government Regulation

We are subject to various federal, state and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and those relating to the Internet, behavioral tracking, mobile applications, advertising and marketing activities, and sweepstakes and contests. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

Employees

We are a start-up company and currently have one employee - Kos Ramirez Maximiliano, our president, treasurer, secretary and director. We intend to outsource any additional services if the business requires.

Results of Operations for the Three Months Ended July 31, 2023 and 2022:

During the three months ended July 31, 2023 and 2022, we have not generated any revenues.

Our net loss for the three-month period ended July 31, 2023 and 2022, was $6,198 and $0 respectively.

Results of Operations for the Six Months Ended July 31, 2023 and 2022:

During the six months ended July 31, 2023 and 2022, we have generated any revenues in amount of $400 and $0 respectively.

Our net loss for the six-month period ended July 31, 2023 and 2022, was $10,962 and $200 respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities for the six months ended July 31, 2023, consisted of a net loss of $10,962, an increase in accounts payable of $6,300. Net cash flows used in operating activities for the six months ended July 31, 2022, consisted of a net loss of $200.

There were no investing activities for the six months ended July 31, 2023 and 2022.

Net cash flows provided by financing activities for the six months ended July 31, 2023, consisted of related-party loans of $24,996. Net cash flows provided by financing activities for the six months ended July 31, 2022, consisted of related-party loans for $200.

Off-Balance Sheet Arrangements

As of July 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of July 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending July 31, 2023, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKY CORP.

Date: September 11, 2023	By:	/s/ Kos Ramirez Maximiliano
Kos Ramirez Maximiliano Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)