Form 10-Q
period 2023-10-31
MARKY CORP.
filed 2023-12-12
CIK 1973047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,015,130 common shares issued and outstanding as of December 12, 2023.

MARKY CORP.

FORM 10-Q

Quarterly Period Ended October 31, 2023

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

MARKY CORP.

BALANCE SHEETS

(Unaudited)

	October 31, 2023 (unaudited)	January 31, 2023 (audited)
ASSETS
Current Assets
Checking/Savings
Сash and Cash Equivalents	2,500	4,629
Total Checking/Savings	2,500	4,629
Total Current Assets	2,500	4,629
Other Assets
Intangible Assets, net	114,483	8,700
Total Other Assets	114,483	8,700
TOTAL ASSETS	116,984	13,329
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Other Current Liabilities
Accounts Payable	28,145	8,700
Loan from Related Parties	87,093	1,491
Total Other Current Liabilities	115,238	10,191
Total Current Liabilities	115,238	10,191
Total Liabilities	115,238	10,191
Equity
Capital Stock	3,500	3,500
APIC	13,254	-
Net Income	(15,008)	(362)
Total Stockholders’ deficit	1,746	3,138
TOTAL LIABILITIES & STOCKHOLDER`S DEFICIT	116,984	13,329

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2023	For the three months ended October 31, 2022	For the nine months ended October 31, 2023	For the period from April 28, 2022 (inception) to October 31, 2022
Revenues	-	-	400	-
Total Revenues	-	-	400	-
Operating Expenses
General and administrative expenses	1,500	-	11,564	200
Bank Service Charges	-	-	115	-
Depreciation Expense	2,184	-	3,367	-
Total operating expenses	3,684	-	15,046	200
Net loss from operations	(3,684)	-	(14,646)	(200)
Other Income	-	-	-	-
Provision for income taxes	-	-	-	-
Net Income/Loss	(3,684)	-	(14,646)	(200)

Loss per common share – Basic & Diluted	-	-	-	-

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	3,668,808	-	1,249,812	-

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended October 31, 2023 and 2022

(Unaudited)

	Number of common		Additional Paid-in- Capital	Accumulated deficit	Total
	Shares	Amount

Balance as of July 31, 2023	3,500,000	$3,500	$-	$(11,324)	$(7,824)
Net Income for the three months ended October 31, 2023	-	-	-	(3,684)	(3,684)
Sales of common stock at $0.03 per share	441,797	$13,254	$-	$-	$13,254
Balance as of October 31, 2023	3,941,797	$3,500	$-	$(15,008)	$1,746

Balance as of July 31, 2022	3,500,000	$3,500	$-	$(200)	$(200)
Net Income for the three months ended October 31, 2022	-	-	-	-	-
Balance as of October 31, 2022	3,500,000	$3,500	$-	$(200)	$(200)

Balance as of January 31, 2023	3,500,000	$3,500	$-	$(362)	$3,138
Net Income for the nine months ended October 31, 2023	-	-	-	(14,646)	(14,646)
Sales of common stock at $0.03 per share	441,797	$13,254	$-	$-	$13,254
Balance as of October 31, 2023	3,500,000	$3,500	$-	$(15,008)	$1,746

Balance as of April 28, 2022 (inception)	-	$-	$-	$-	$-
Net Income for the period from April 28, 2022 (inception) to October 31, 2022	-	-	-	(200)	(200)
Balance as of October 31, 2022	-	$-	$-	$(200)	$(200)

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended October 31, 2023 (unaudited)	For the period from April 28, 2022 (inception) to October 31, 2022 (unaudited)
OPERATING ACTIVITIES
Net Income	(14,646)	$(200)
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Payable	19,445	$-
Cash Flows from Operating Activities	4,799	$(200)
INVESTING ACTIVITIES
Intangible Assets	109,500	-
Cash Flows from Investing Activities	109,500	-
FINANCING ACTIVITIES
Director's Loan	85,601	$200
Proceeds from share issuance	13,254
Cash Flows from Financing Activities	98,855	$200
Net cash increase for period	98,855	$200
Cash at beginning of period	4,629	$-
Cash at end of period	2,500	$-

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the nine months ended October 31, 2023

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

Note 2 – Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had revenue in amount of $400 and incurred net loss in amount of $14,646 as of October 31, 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the nine months ended October 31, 2023

Note 3 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of October 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,500 of cash and cash equivalents as of October 31, 2023 ($4,629 as of January 31, 2023).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of October 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of October 31, 2023, and January 31 2023, no amounts have been accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the nine months ended October 31, 2023

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

For the three months ended October 31, 2023 the Company issued 441,797 shares of common stock for cash proceeds of $13,254 at $0.03 per share.

There were 3,941,797 and 3,500,000 shares of common stock issued and outstanding as of October 31, 2023, and January 31, 2023, respectively.

Note 5 — Related Party Transactions

During the nine months period ended October 31, 2023 and 2022, the Company’s director loaned to the Company $85,601 and $200, respectively.

As of October 31, 2023 and January 31, 2023, our sole director has a total outstanding balance of $87,093 and $1,491, respectively. This loan is unsecured, non-interest bearing and due on demand.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the nine months ended October 31, 2023

Note 6 — Intangible Assets

As of October 31, 2023, the intangible assets, net were as follows:

Website	$14,200
RSS feeds	20,000
Mobile App	83,650
Accumulated Depreciation	3,367
Total intangible assets	$114,483

Note 7 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below. During November 2023 the Company issued 73,333 shares of common stock for cash proceeds of $2,200 at $0.03 per share.

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

Results of Operations for the Three Months Ended October 31, 2023 and 2022:

During the three months ended October 31, 2023 and 2022, we have not generated any revenues.

Our net loss for the three-month period ended October 31, 2023 and for the three months ended October 31, 2022, was $3,684 and $0 respectively.

Results of Operations for the Nine Months Ended October 31, 2023 and 2022:

During the nine months ended October 31, 2023 and for the period from April 28, 2022 (inception) to October 31, 2022, we have generated revenue in amount of $400 and $0 respectively.

Our net loss for the nine-month period ended October 31, 2023 and for the period from April 28, 2022 (inception) to October 31, 2022, was $14,646 and $200 respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities for the nine months ended October 31, 2023, consisted of a net loss of $14,646, an increase in accounts payable of $19,445. Net cash flows used in operating activities for the period from April 28, 2022 (inception) to October 31, 2022, consisted of a net loss of $200.

Net cash flows used in investing activities for the nine months ended October 31, 2023, consisted of a intangible assets of $109,50. There were no investing activities for the period from April 28, 2022 (inception) to October 31, 2022.

Net cash flows provided by financing activities for the nine months ended October 31, 2023, consisted of related-party loans of $85,601. Net cash flows provided by financing activities for the period from April 28, 2022 (inception) to October 31, 2022, consisted of related-party loans for $200.

Off-Balance Sheet Arrangements

As of October 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of October 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending October 31, 2023, there were no pending or threatened legal actions against us.

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

MARKY CORP.

Date: December 12, 2023	By:	/s/ Kos Ramirez Maximiliano
Kos Ramirez Maximiliano Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)