Form 10-K
period 2024-01-31
MARKY CORP.
filed 2024-05-06
CIK 1973047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-271350

MARKY CORP.

(Exact name of registrant as specified in its charter)

Wyoming	32-0689703	7370
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Kos Ramirez Maximiliano, President and Chief Executive Officer San Sebastian 309, Martinica León, 37500 Guanajuato, Mexico Phone: + 1-860-973-0746
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [  ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]       No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2024, the last business day of the registrant’s most recently completed fiscal year, was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,330,997 common shares issued and outstanding as of May 06, 2024.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

In General

Marky Corp. (“we,” “us,” or the “Company”) was incorporated under the laws of the State of Wyoming, U.S. on April 28, 2022 (Inception). Marky Corp. is a provider of social media marketing information services. We provide a platform that offers subscribers access to valuable social media marketing information. The Company is operating an information site, posting global marketing and advertising news on social networks https://markycopr.com/. Our platform is a web-based information portal, accessed through a web browser. It allows end users to access information on any device of their choice, features social media marketing news, updates, tips, and tutorials on promoting their business on social media.

The platform includes RSS Feeds, allowing users to consolidate updates and content from preferred websites. Three subscription plans - Basic, Pro, and Enterprise - are available for accessing RSS Feeds. Marky Corp. is preparing to launch its social media management mobile application "Marky News" on Apple Store. The application will offer exclusive access to SMM resources and industry updates, providing real-time alerts and valuable insights into social media marketing trends.

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

 Sales, Marketing and Distribution

We plan to capitalize our information and education platform for specialized industries. We anticipate that the primary source of our revenue will stem from our information platform and the sale of subscription plans available on the Company’s website.

Competition

In the realm of niche software and website development, Marky Corp. finds itself amidst a highly competitive landscape. This industry boasts low entry barriers, making it susceptible to the influx of new entrants eager to establish their presence. The presence of these newcomers only adds to the already significant competitive pressures that we encounter.

Furthermore, within this competitive arena, Marky Corp. operates as a unique entity, serving as an information site dedicated to the dissemination of global marketing and advertising news through social networks. This niche specialization presents both opportunities and challenges for us. It sets us apart from conventional software and website development firms, but at the same time, it narrows our target audience to those specifically seeking specialized marketing insights.

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

Most of our competitors have one or more advantages over us, including:

▪	Established Reputation
▪	Large Existing Customer Base
▪	Extensive Resource
▪	Strong Industry Partnerships
▪	Customization and Scalability
▪	Brand Recognition

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

Offices

Our business office is located at Kos Ramirez Maximiliano, San Sebastian 309, Martinica León, 37500, Guanajuato, Mexico. Our telephone number is +186-09730746.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

During the period ending January 31, 2024, there were no pending or threatened legal actions against us.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

PART II

Item 6. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

There is currently no public trading market for our common stock and no such market may ever develop. While we intend to seek and obtain quotation of our common stock for trading on the OTC Markets, there is no assurance that our application will be approved. An application for quotation on the OTC Markets must be submitted by one or more market makers who:

•are approved by FINRA;

•who agree to become a market maker in the security; and

•who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Bulletin Board, the OTCQX or the OTCQB or on a securities exchange.

In order for a security to be eligible for quotation by a market maker, the Company will be required to meet a ($0.01) bid price test, provide information based upon their reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer.

HOLDERS

As of January 31, 2023, the Company had 4,241,130 shares of our common stock issued and outstanding held by our shareholders.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 27, 2023 the Company issued 3,500,000 shares of its common stock at $0.001 per share for total proceeds of $3,500.

For the year ended January 31, 2024 the Company issued 741,130 shares of common stock for cash proceeds of $27,704 at $0.03 per share.

There were 4,241,130 and 3,500,000 shares of common stock issued and outstanding as of January 31, 2024, and January 31, 2023, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 7. Selected Financial Data

Not applicable to smaller reporting companies.

Results of Operations for the years ended January 31, 2024 and 2023:

Revenue

During the year ended January 31, 2023 and the year ended January 31, 2024, we generated $0 and $17,185 of revenue, respectively, due to the general growth of our business and increased marketing and sales efforts.

Operating expenses

Total operating expenses for the year ended January 31, 2023 and 2024 were $362 and $18,729, respectively. The operating expenses for the year ended January 31, 2023 and 2024 included Professional Fees of $362 and $13,064; Bank service charges of $0 and $115; and Depreciation expense of $0 and $5,550, respectively. Increases in expenses due to the overall growth of the Company and its increased operations and the increase in amortization expense was due to the acquisition of intangible assets during the period.

Net Income (Loss)

Our net loss for the years ended January 31, 2023 and 2024 was $362 and $1,544, respectively, due to the reasons explained above.

Liquidity and Capital Resources and Cash Requirements

As of January 31, 2024 the Company had cash of $23,630 ($4,629 as of January 31, 2023).

During the year ended January 31, 2024 the Company had $22,234 of cash provided by its operating activities due to its net loss $1,544. During the year ended January 31, 2023, the Company used $9,829 of cash in operating activities due to its net loss $36.

During the year ended January 31, 2024 and 2023, the Company used $103,600 and $8,700 of cash in investing activities, respectively, for the purchase of intangible assets.

During the year ended January 31, 2024 the Company generated $22,234 of cash from financing activities, made up of $25,561. During the year ended January 31, 2023 the Company generated $3,500 of cash from financing.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, "Revenue from Contracts with Customers" ("ASC-606"). ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services. The Financial Accounting Standards Board (FASB) created a five-step approach that entities should apply when determining the amount and timing of revenue recognition:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company generates revenue through the sale of subscriptions of RSS feeds covering various aspects of social media marketing.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial reporting.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bolko & Company

Accounting and Auditing Firm

1825 NW Corporate Blvd, 110

Boca Raton, Florida 33431

To the Shareholders and Board of Directors

MARKY CORP

Sheridan, Wyoming

We have audited the accompanying consolidated financial statements of MARKY CORP (“Company”), which comprise of balance sheet January 31, 2023, and the related consolidated statements of operations and accumulated deficit, and cash flow for the period from inception (April 28, 2022) to year then ended, and the related notes to the financial statements.

In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the MARKY CORP, as of January 31, 2023, the results of its operations for the year then ended, the changes in its net assets for the period from inception (April 28, 2022) to year in the period then ended, and the financial highlights in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. We were not engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit involves performing procedures to obtain audit evidence about amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the MARKY CORP will continue as going concern. As discussed in Note 2 to the financial statements, MARKY CORP has suffered recurring losses from operations and has net capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bolko & Company

Certified Public Accountant

We have served as the Company’s auditor since 2023

March 31, 2023

Boca Raton, Florida

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

MARKY, CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hallmark Venture Group, Inc (the ‘Company’) as of January 31, 2024, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended January 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024, and the results of its operations and its cash flows for the year ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company made a net loss of $1,544 and a negative working capital of $88,472. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

ID:5968

We have served as the Company’s auditor since 2024.

May 6, 2024

MARKY CORP.

BALANCE SHEETS

(audited)

		January 31, 2024	January 31, 2023

ASSETS
Current Assets
Mercury		$23,630	$4,629
Total Current Assets		23,630	4,629
FIXED ASSETS
Mobile App Development program		83,650
Intangible Assets, Net		28,650	8,700

TOTAL ASSETS		$135,930	$13,329

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$		$8,700
Related Party Loan		112,102	1,491
Total Current Liabilities		112,102	10,191
Total Liabilities		112,102	10,191
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 4,241,130 and 3,500,000 shares of common stock issued and outstanding as of January 31, 2024, and January 31, 2023		4,241	3,500
Additional Paid-in Capital		21,493
Accumulated Deficit		(1,906)	(362)
Total Stockholders’ Equity (Deficit)		23,828	3,138
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)		$135,930	$13,329

The accompanying notes are an integral part of these audited financial statements.

MARKY CORP.

STATEMENT OF OPERATIONS

(audited)

	For the year ended January 31, 2024		For the year ended January 31, 2023
Revenues
Software Sales	$17,185	$
Total Revenues	17,185

Operating Expenses
Bank service Charges	115
Depreciation Expense	5,550
Professional fees	13,064		362
Total Operating Expenses	(18,729)		(362)
Net Income (Loss) from Operations	(1544)		(362)
Provision for Income Taxes	-		-

Net Income (Loss)	$(1544)		$(362)

Income (Loss) per Common Share – Basic & Diluted	$0.00		$0.00

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,241,130		3,500,000

The accompanying notes are an integral part of these audited financial statements.

MARKY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years Ended January 31, 2024 and 2023

(Unaudited)

	Number of common			Additional Paid-in- Capital		Accumulated deficit	Total
	Shares	Amount

Balance as of January 31, 2023	3,500,000	$3,500		$-		$(11,324)	$(7,824)
Net Income for year ended January 31, 2024	-	$-		$-		$(3,684)	$(3,684)
Sales of common stock at $0.03 per share	441,797	$13,254		$-		$-	$13,254
Balance as of January 31, 2024	3,941,797	$3,500		$-		$(15,008)	$1,746

Balance as of April 28, 2022 (Inception)	-	$-		$-		$-	$-
Common shares issued for cash at $0.001	3,500,000	$3,500	$		$		$3,500
Net Income for the period April 28, 2022 – January 31, 2023	-	$-		$-		$(362)	$(362)
Balance as of January 31, 2023	3,500,000	$3,500	$			$(362)	$(3,138)

The accompanying notes are an integral part of these audited financial statements.

MARKY CORP.

STATEMENTS OF CASH FLOWS

	Year ended January 31, 2024	Year ended January 31, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(1,544)	$(362)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	5,550
Changes in operating assets and liabilities:
Accounts Payable	(8,700)	8,700
Cash Flows Provided by (Used in) Operating Activities	(4,694)	8,338

INVESTING ACTIVITIES
Purchase of Intangible Assets	(25,500)	(8,700)
Mobile App Development Project	(83,650)
Cash Flows Used in Investing Activities	(109,150)	(8,700)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	22,234	3,500
Proceeds from related party loan	110,611	1,491
Cash Flows Provided by Financing Activities	132,845	4,991

Net cash increase (decrease) for period	19,001	4,629
Cash at beginning of period	4,629	-
Cash at end of period	$23,630	$4,629

The accompanying notes are an integral part of these audited financial statements.

MARKY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JANUARY 31, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Marky Corp. (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on April 28, 2022 (Inception). Marky Corp. is a provider of social media marketing information services. We provide a unique platform that offers subscribers access to valuable social media marketing information.

Our principal executive office is located at San Sebastian 309, Martinica León, Guanajuato, Mexico.

The Company’s functional and reporting currency is the U.S. dollar.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had revenue in amount of $17,185 and incurred net loss in amount of $1,544 as of January 31, 2024. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible Asset

The Company accounts for its intangible assets in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs incurred to renew or extend the life of an intangible asset are expensed as incurred. The Company recognizes amortization in the month after the asset is placed in service.

As of January 31, 2024, the intangible assets, net were as follows:

Website	$14,200
RSS feeds	20,000
Mobile App	83,650
Accumulated Depreciation	5,550
Total intangible assets	$135,930

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

For the year ended January 31, 2024 the Company issued 741,130 shares of common stock for cash proceeds of $27,704 at $0.03 per share.

There were 4,241,130 and 3,500,000 shares of common stock issued and outstanding as of January 31, 2024, and January 31, 2023, respectively.

NOTE 5 — RELATED PARTY TRANSACTIONS

During the nine months period ended January 31, 2024 and 2023, the Company’s director loaned to the Company $112,102 and $1,491, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below. During November 2023 the Company issued 73,333 shares of common stock for cash proceeds of $2,200 at $0.03 per share.

Item 9. Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee that does not have sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules, therefore no expertise or reviews are in place to ensure adequate financial reporting. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.We do not have appropriate information technology controls – The Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.  Further there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Company

Our executive officer's and director's and their respective ages are as follows:

Name	Positions
Kos Ramirez Maximiliano	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of one member, Rodolfo Guerrero Angulo, who does not qualify as an independent director. Our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

AUDIT COMMITTEE, COMPENSATION COMMITTEE, AND FINANCIAL EXPERT

We do not have an Audit Committee or Compensation Committee because the Company’s sole employee is also the sole member of management and sole director. Additionally, we have no persons currently receiving any compensation due to our start-up nature. Our sole director performs some of the same functions of an Audit Committee and Compensation Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements, and their audit report; reviewing management’s administration of the system of internal accounting controls, and determining all compensation amounts. The Company does not currently have a written audit committee charter or a compensation committee charter or any similar documents.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

The Company has not adopted a formal written code of ethics due to the small size of the organization and start-up nature, along with the fact that the Company’s sole employee is also the sole member of management and sole director.

Item 11. Executive Compensation

 Our sole officer and director has not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Item 13.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1933 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1933 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKY CORP.

Date: May 6, 2024	By:	/s/ Kos Ramirez Maximiliano
Kos Ramirez Maximiliano Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)