Form 10-K/A
period 2024-01-31
MARKY CORP.
filed 2024-05-07
CIK 1973047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,330,997 common shares issued and outstanding as of January 31, 2024.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Marky Corp. (the “Company,” “we,” “us” or “our”) for the year ended January 31, 2024, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 6, 2024 (the “Original Filing”).

This Amendment is being filed to amend the cover page to correct the date shares outstanding of each of the issuer's classes of common equity: 4,241,130 common shares issued and outstanding as of January 31, 2024. In the Original 10-K, on page 11, the Auditor's Report incorrectly referred to the company as Hallmark Venture Group, Inc. However, the correct name of the company is Marky Corp. There was an error in the presentation of the Statements of Changes in Stockholders’ Deficit, specifically in the presenting the annual changes for the year January 31, 2024 on page 14. In this amendment on page 8 we have corrected errors in the amounts reported for cash used in investing activities and cash generated from financing activities to align with the Cash Flow Statement contained in the Original 10-K. These errors occurred due to an oversight during the drafting and review process of the Original 10-K.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and Marky Corp. has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

During the year ended January 31, 2024 and 2023, the Company used $109,150 and $8,700 of cash in investing activities, respectively, for the purchase of intangible assets.

During the year ended January 31, 2024 the Company generated $132,845 of cash from financing activities, made up of $25,561. During the year ended January 31, 2023 the Company generated $3,500 of cash from financing.

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

March 31, 2023

Boca Raton, Florida

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

MARKY, CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Marky Corp.(the ‘Company’) as of January 31, 2024, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended January 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024, and the results of its operations and its cash flows for the year ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

MARKY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years Ended January 31, 2024 and 2023

(Audited)

	Number of common			Additional Paid-in- Capital		Accumulated deficit	Total
	Shares	Amount

Balance as of January 31, 2023	3,500,000	$3,500		$-		$(362)	$(3,138)
Net Income for year ended	-	$-		$-		$(1,544)	$(1,544)
Sales of common stock	741,130	$741		$21,493		$-	$22,234
Balance as of January 31, 2024	4,241,130	$4,241		$-		$(1,906)	$23,828

Balance as of April 28, 2022 (Inception)	-	$-		$-		$-	$-
Sales of common shares	3,500,000	$3,500	$		$		$3,500
Net Income for the period April 28, 2022	-	$-		$-		$(362)	$(362)
Balance as of January 31, 2023	3,500,000	$3,500	$			$(362)	$(3,138)

The accompanying notes are an integral part of these audited financial statements.

MARKY CORP.

STATEMENTS OF CASH FLOWS

	Year ended January 31, 2024	Year ended January 31, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(1,544)	$(362)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	5,550
Changes in operating assets and liabilities:
Accounts Payable	(8,700)	8,700
Cash Flows Provided by (Used in) Operating Activities	(4,694)	8,338

INVESTING ACTIVITIES
Purchase of Intangible Assets	(25,500)	(8,700)
Mobile App Development Project	(83,650)
Cash Flows Used in Investing Activities	(109,150)	(8,700)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	22,234	3,500
Proceeds from related party loan	110,611	1,491
Cash Flows Provided by Financing Activities	132,845	4,991

Net cash increase (decrease) for period	19,001	4,629
Cash at beginning of period	4,629	-
Cash at end of period	$23,630	$4,629

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

Item 13.	Exhibits.

Exhibit No.	Description
31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1933 Rule 13a-14(a) or 15d-14(a).

32.2	Certifications pursuant to Securities Exchange Act of 1933 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKY CORP.

Date: May 7, 2024	By:	/s/ Kos Ramirez Maximiliano
Kos Ramirez Maximiliano Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)