Form 10-Q
period 2024-07-31
MARKY CORP.
filed 2024-09-16
CIK 1973047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

Guanajuato, Mexico, 37500

Phone: + 1-860-9730746

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,330,797 common shares issued and outstanding as of September 16, 2024.

MARKY

FORM 10-Q

Quarterly Period Ended July 31, 2024

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

MARKY CORP.

BALANCE SHEETS

	July 31, 2024 (unaudited)	January 31, 2024 (audited)
ASSETS
Current Assets
Сash and Cash Equivalents	372	23,630
Total Current Assets	372	23,630

Other Assets
Mobile App Development program, net	76,679	83,650
Intangible Assets, net	46,900	28,650
Total Other Assets	123,579	112,300
TOTAL ASSETS	123,951	135,930

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Other Current Liabilities
Accounts Payable	10,613	-
Deferred revenue	8,379	-
Loan from Related Parties	113,601	112,102
Total Other Current Liabilities	132,593	112,102
Total Current Liabilities	132,593	112,102
Total Liabilities	132,593	112,102
Equity
Capital Stock, $0.001 par value, 75,000,000 shares authorized; 4,330,797 and 4,241,130 shares of common stock issued	4,331	4,241
Additional Paid in Capital	24,093	21,493
Accumulated Deficit	(37,066)	(1,906)
Total Stockholders’ deficit	(8,642)	23,828
TOTAL LIABILITIES & STOCKHOLDER`S DEFICIT	123,951	135,930

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended July 31, 2024	For the three months ended July 31, 2023	For the six months ended July 31, 2024	For the six months ended July 31, 2023
Revenues
Software Sales	$7,794	$-	$7,994	$400
Total Revenues	7,794	-	7,994	-

Operating Expenses
Advertising and Promotion	-	-	49
Bank service Charges	-	15	79	115
Depreciation Expense	6,749	1,183	11,721	1,183
Professional fees	5,478	5,000	31,305	10,064
Total Operating Expenses	12,227	6,198	43,154	11,362
Net Income (Loss) from Operations	(4,433)	(6,198)	(35,160)	(10,962)
Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(4,433)	$(6,198)	$(35,160)	$(10,962)

Income (Loss) per Common Share – Basic & Diluted	$0.00	$0.00	$0.01	$0.01

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,330,797	3,500,000	4,330,797	3,500,000

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and six months ended July 31, 2024

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of April 30, 2024	4,330,797	$4,331	$24,093	$(32,633)	$(4,209)
Net loss for the period	-	$-	$-	$(4,433)	$(4,433)
Balance as of July 31, 2024	4,330,797	$4,331	$24,093	$(37,066)	$(8,642)

Balance as of April 30, 2023	3,500,000	$3,500	$-	$(5,126)	$(1,626)
Net loss for the period	-	-	-	(6,198)	(6,198)
Balance as of July 31, 2023	3,500,000	$3,500	$-	$(11,324)	$(7,824)

Balance as of January 31, 2024	4,241,130	$4,241	$21,493	$(1,906)	$23,828
Sales of common stock	89,667	$90	$2,600	$-	$2,690
Net loss for the period	-	$-	$-	$(35,160)	$(35,160)
Balance as of July 31, 2024	4,330,797	$4,331	$24,093	$(37,066)	$(8,642)

Balance as of January 31, 2023	3,500,000	$3,500	$-	$(362)	$3,138
Net loss for the period	-	-	-	(10,962)	(11,362)
Balance as of July 31, 2023	3,500,000	$3,500	$-	$(11,324)	$(7,824)

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended July 31, 2024	For the six months ended July 31, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(35,160)	$(10,962)
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable	8,379	-
Changes in operating assets and liabilities:
Amortization	11,721	1,183
Accounts Payable	10,613	6300
Cash Flows Provided by (Used in) Operating Activities	(4,447)	(3,479)

INVESTING ACTIVITIES
Intangible Assets	(23,000)	(25,500)
Cash Flows Used in Investing Activities	(23,000)	(25,500)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	90	-
APIC	2,600	-
Proceeds from related party loan	1,499	24,996
Cash Flows Provided by Financing Activities	4,189	24,996

Net cash increase (decrease) for period	(23,258)	(3,983)
Cash at beginning of period	23,630	4,629
Cash at end of period	$372	$646

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the three and six months ended July 31, 2024

Note 1 — Description of Organization and Business Operations

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

"Marky News" is social media management mobile application, available on both Apple Store and as an APK file. The APK can be downloaded from https://markycopr.com/marky-app/. The application offers exclusive access to SMM resources and industry updates, providing real-time alerts and valuable insights into social media marketing trends.

Our principal executive office is located at San Sebastian 309, Martinica León, Guanajuato, Mexico.

The Company’s functional and reporting currency is the U.S. dollar.

Note 2 – Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had revenue in amount of $7,994 and $400, incurred net loss in amount of $35,160 and $11,362 for the six months ended July 31, 2024 and 2023, respectively. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements  included in our Annual Report on Form 10-K for the year ended January 31, 2024.

In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company’s year-end is January 31.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the three and six months ended July 31, 2024

Note 3 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of July 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $372 of cash and cash equivalents as of July 31, 2024 ($23,630 as of January 31, 2024).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of July 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of July 31, 2024 and 2023, no amounts have been accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the three and six months ended July 31, 2024

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

For the six months ended July 31, 2024 the Company issued 89,667 shares of common stock for cash proceeds of $2,690 at $0.03 per share.

There were 4,330,797 shares of common stock issued and outstanding as of July 31, 2024 and 4,241,130 shares of common stock issued and outstanding as of January 31, 2024.

Note 5 — Related Party Transactions

During the three months period ended July 31, 2024 the Company’s director loaned to the Company $150 respectively.

As of July 31, and January 31, 2024, our sole director has a total outstanding balance of $113,601 and $112,102, respectively. This loan is unsecured, non-interest bearing and due on demand.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the three and six months ended July 31, 2024

Note 6 — Intangible Assets

As of July 31, 2024, the intangible assets, net were as follows:

Website	$14,200
RSS feeds	43,000
Mobile App	83,650
Accumulated Depreciation	17,271
Total intangible assets	$123,579

Note 7 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

"Marky News" is social media management mobile application, available on both Apple Store and as an APK file. The APK can be downloaded from https://markycopr.com/marky-app/. The application offers exclusive access to SMM resources and industry updates, providing real-time alerts and valuable insights into social media marketing trends.

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

The Nature of Products

The services offered by Marky Corp. include two distinct offerings:

▪ The platform provides current news, categorized into two sections - Instagram and Trending. It aggregates news and discoveries from various sources, offering users a holistic view of the industry landscape. It features subscription plans for accessing RSS feeds.

▪ The "Marky News" app, available through the Apple Store, serves as a mobile solution. It provides users with real-time updates and personalized content curation. Advanced sorting capabilities enable users to make informed decisions and stay ahead of the competition. The search functionality allows for easy filtering by tags representing diverse topics such as influencers, advertising, trends, SEO, and content.

Sales, Marketing and Distribution

We plan to capitalize our information platform for specialized industries. Our primary source of our revenue is the sale of subscription plans available on the Company’s website.

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

Most of our competitors have one or more advantages over us, including:

- Established Reputation

- Large Existing Customer Base

- Extensive Resource

- Strong Industry Partnerships

- Customization and Scalability

- Brand Recognition

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

Results of Operations for the three ended July 31, 2024:

During the three months ended July 31, 2024 and 2023, we have generated $7,794 and $0 of revenues respectively.

Our net loss for the three-month period ended July 31, 2024 and 2023, was $4,433 and $6,198 respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities for the six months ended July 31, 2024, consisted of a net loss of $35,160, an increase in accounts receivable of $8,379 and accounts payable of $10,613, an increase in amortization of $11,721. Net cash flows used in operating activities for the year ended July 31, 2023, consisted of a net loss of $10,962, an increase in amortization of $1,183 and an increase in accounts payable of $6,300.

Net cash flows used in investing activities for the six months ended July 31, 2024 and 2023, consisted of a intangible assets of $23,000 and $25,500.

Net cash flows provided by financing activities for the six months ended July 31, 2024, consisted of related-party loans of $1,499, APIC of $2,600 and proceeds from the sale of common stock of $90. Net cash flows provided by financing activities for the three and six months ended July 31, 2023 consisted of related-party loans for $24,996.

Off-Balance Sheet Arrangements

As of July 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of July 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending July 31, 2024, there were no pending or threatened legal actions against us.

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

MARKY CORP.

Date: September 16, 2024	By:	/s/ Kos Ramirez Maximiliano
Kos Ramirez Maximiliano Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)