Form 10-Q
period 2024-10-31
MARKY CORP.
filed 2024-12-16
CIK 1973047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

Guanajuato, Mexico 37500

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,330,797 common shares issued and outstanding as of December 16, 2024.

MARKY

FORM 10-Q

Quarterly Period Ended October 31, 2024

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

The accompanying interim condensed financial statements of Marky Corp.(“the Company,” “we,” “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

MARKY CORP.

BALANCE SHEETS

(Unaudited)

	October 31, 2024 (Unaudited)	January 31, 2024 (Audited)
ASSETS
Current Assets
Сash and Cash Equivalents	4,600	23,630
Total Current Assets	4,600	23,630

Other Assets
Mobile App Development program, net	70,017	83,650
Intangible Assets, net	46,046	28,650
Total Other Assets	116,063	112,300
TOTAL ASSETS	120,663	135,930

LIABILITIES & STOCKHOLDERS DEFICIT
Liabilities
Current Liabilities
Other Current Liabilities
Accounts Payable	150	-
Deferred revenue	12,176	-
Loan from Related Parties	110,604	112,102
Total Other Current Liabilities	122,930	112,102
Total Current Liabilities	122,930	112,102
Total Liabilities	122,930	112,102
Stockholders Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized; 4,330,797 and 4,241,130 shares of common stock issued as of October 31, 2024 and January 31, 2024,	4,331	4,241
Additional Paid in Capital	24,093	21,493
Accumulated Deficit	(30,691)	(1,906)
Total Stockholders’ deficit	(2,267)	23,828
TOTAL LIABILITIES & STOCKHOLDER`S DEFICIT	120,663	135,930

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2024	For the three months ended October 31, 2023	For the nine months ended October 31, 2024	For the nine months ended October 31, 2023
Revenues
Software Sales	$16,491	$-	$24,484	$400
Total Revenues	16,491	-		400

Operating Expenses
Advertising and Promotion	-	-	49
Bank service Charges	-	-	79	115
Depreciation Expense	7,516	2,184	19,236	3,367
Professional fees	2,600	1,500	33,905	11,564
Total Operating Expenses	10,116	6,198	53,269	15,046
Net Income (Loss) from Operations	6,375	(3,684)	(28,785)	(14,646)
Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$6,375	$(3,684)	$(28,785)	$(14,646)

Income (Loss) per Common Share – Basic & Diluted	$0.00	$0.00	$0.01	$0.00

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,330,797	3,668,808	4,307,914	1,249,812

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended October 31, 2024 and 2023

(Unaudited)

	Number of common		Additional Paid-in- Capital	Accumulated deficit	Total
	Shares	Amount

Balance as of July 31, 2024	4,330,797	$4,331	$24,093	$(37,066)	$(8,642)
Net Income for the three months ended October 31, 2024	-	-	-	6,375	6,375
Balance as of October 31, 2024	4,330,797	$4,331	$24,093	$(30,691)	$(2,267)

Balance as of July 31, 2023	3,500,000	$3,500	$-	$(11,324)	$(7,824)
Net Income for the three months ended October 31, 2023	-	-	-	(3,684)	(3,684)
Sales of common stock at $0.03 per share	441,797	$442	$12,812	$-	$13,254
Balance as of October 31, 2023	3,941,797	$3,942	$12,812	$(15,008)	$1,746

Balance as of January 31, 2024	4,241,130	$4,241	$21,493	$(1,906)	$23,828
Net Income for the nine months ended October 31, 2024	-	-	-	(28,785)	(28,785)
Sales of common stock at $0.03 per share	89,667	$90	$2,600	$-	$2,690
Balance as of October 31, 2024	4,330,797	$4,331	$24,093	$(30,691)	$(2,267)

Balance as of January 31, 2023	3,500,000	$3,500	$-	$(362)	$3,138
Net Income for the nine months ended October 31, 2023	-	-	-	(14,646)	(14,646)
Sales of common stock at $0.03 per share	441,797	$442	$12,812	$-	$13,254
Balance as of October 31, 2023	3,941,797	$3,942	$12,812	$(15,008)	$1,746

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended October 31, 2024 (unaudited)	For the nine months ended October 31, 2023 (unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	$(35,160)	$(14,646)
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable	8,379	-
Changes in operating assets and liabilities:
Amortization	11,721	-
Accounts Payable	10,613	19,445
Cash Flows Provided by (Used in) Operating Activities	(25,792)	4,799

INVESTING ACTIVITIES		-
Intangible Assets	(23,000)	109,500
Cash Flows Used in Investing Activities	(23,000)	109,500

FINANCING ACTIVITIES
Proceeds from the sale of common stock	90	442
Additional Paid-in Capital	2,600	12,812
Proceeds from related party loan	1,499	85,601
Cash Flows Provided by Financing Activities	4,189	98,855

Net cash increase (decrease) for period	(23,258)	(2,129)
Cash at beginning of period	23,630	2,500
Cash at end of period	$372	$4,629

The accompanying notes are an integral part of these unaudited financial statements.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the nine months ended October 31, 2024

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

The platform includes RSS Feeds, allowing users to consolidate updates and content from preferred websites. Three subscription plans - Basic, Pro, and Enterprise - are available for accessing RSS Feeds. The Company owns social media management mobile application "Marky News", available on both Apple Store and as an APK file.  The application offers exclusive access to SMM resources and industry updates, providing real-time alerts and valuable insights into social media marketing trends.

Our principal executive office is located at San Sebastian 309, Martinica León, Guanajuato, Mexico.

The Company’s functional and reporting currency is the U.S. dollar.

Note 2 – Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had revenue in amount of $24,484 and $400, incurred net loss in amount of $28,785 and $14,646 for the nine months ended October 31, 2024 and 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the nine months ended October 31, 2024

Note 3 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of October 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,600 of cash and cash equivalents as of October 31, 2024 ($23,630 as of January 31, 2024).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of October 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of October 31, 2024, and January 31 2024, no amounts have been accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the nine months ended October 31, 2024

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

For the nine months ended October 31, 2023 the Company issued 441,797 shares of common stock for cash proceeds of $13,254 at $0.03 per share.

For the nine months ended October 31, 2024 the Company issued 89,667 shares of common stock for cash proceeds of $2,690 at $0.03 per share.

There were 4,330,797 and 3,941,797 shares of common stock issued and outstanding as of October 31, 2024, and January 31, 2024, respectively.

Note 5 — Related Party Transactions

During the nine months period ended October 31, 2024 and 2023, the Company’s director loaned to the Company $1,499 and $85,601, respectively.

As of October 31, 2024 and January 31, 2024, our sole director has a total outstanding balance of $110,604 and $112,102, respectively. This loan is unsecured, non-interest bearing and due on demand.

MARKY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the nine months ended October 31, 2024

Note 6 — Intangible Assets

As of October 31, 2024, the intangible assets, net were as follows:

Website	$14,200
RSS feeds	43,000
Mobile App	83,650
Accumulated Depreciation	24,787
Total intangible assets	$116,063

Note 7 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 16, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

On November 1, 2024, our Board of Directors approved the dismissal of Olayinka Oyebola & Co. (the "Former Auditor") as the Registrant's independent registered public accounting firm, effective immediately. The reports of Former Auditor on our consolidated financial statements as of and for the years ended January 31, 2024 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. During the year ended January 31, 2024 and to the date of dismissal, the Company did not experience any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, between itself and Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Former Auditor’s satisfaction, would have caused Former Auditor to make reference to such disagreements in its audit reports. During the period April 3, 2024 (engagement) through the date of the Former Auditor’s termination on November 1, 2024, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided Former Auditor with a copy of the above disclosures and requested that Former Auditor provide the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of Former Auditor’s letter dated November 5, 2024 was furnished as Exhibit 16.1 to the current report on Form 8-K filed with the SEC by the Company on November 5, 2024.

On November 1, 2024, our Board of Directors approved the appointment of Boladale Lawal & Co., as the Company's new independent registered public accounting firm to perform independent audit services for the quarter ended October 31, 2024. During the Company’s fiscal years ended January 31, 2024 and January 31, 2023, and the subsequent interim period through the date of this report, neither the Company, nor anyone on its behalf has consulted with Boladale Lawal & Co. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Boladale Lawal & Co., that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

The platform includes RSS Feeds, allowing users to consolidate updates and content from preferred websites. Three subscription plans - Basic, Pro, and Enterprise - are available for accessing RSS Feeds. The Company owns social media management mobile application "Marky News", available on both Apple Store and as an APK file.  The application offers exclusive access to SMM resources and industry updates, providing real-time alerts and valuable insights into social media marketing trends.

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

Results of Operations for the Three Months Ended October 31, 2024 and 2023:

During the three months ended October 31, 2024 and 2023, we have generated revenue in amount of $16,491 and $0, respectively.

Our net income for the three-month period ended October 31, 2024 was $6,375.

Our net loss for the three-month period ended October 31, 2023 was $3,684.

Results of Operations for the Nine Months Ended October 31, 2024 and 2023:

During the nine months ended October 31, 2024 and 2023, we have generated revenue in amount of $24,484 and $400 respectively.

Our net loss for the nine-month period ended October 31, 2024 and 2023, was $28,785 and $14,646 respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities for the nine months ended October 31, 2024, consisted of a net loss of $35,160, an increase in accounts receivable of $8,379, an increase in accounts payable of $10,613 and an amortization in amount of $11,721. Net cash flows used in operating activities for the nine months ended October 31, 2023, consisted of a net loss of $14,646, an increase in accounts payable of $19,445.

Net cash flows used in investing activities for the nine months ended October 31, 2024, consisted of decrease in intangible assets of $23,000. Net cash flows used in investing activities for the nine months ended October 31, 2023, consisted of a intangible assets of $109,500.

Net cash flows provided by financing activities for the nine months ended October 31, 2024, consisted of proceeds from the sale of common stock amounting to $90, additional paid-in capital of $2,600, and related-party loans of $1,499, totaling $4,189. Net cash flows provided by financing activities for the nine months ended October 31, 2023, consisted of proceeds from the sale of common stock amounting to $442, additional paid-in capital of $12,812, and related-party loans of $85,601, totaling $98,855.

Off-Balance Sheet Arrangements

As of October 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of October 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending October 31, 2024, there were no pending or threatened legal actions against us.

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

MARKY CORP.

Date: December 16, 2024	By:	/s/ Kos Ramirez Maximiliano
Kos Ramirez Maximiliano Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)