Form 10-K
period 2025-01-31
MARKY CORP.
filed 2025-04-30
CIK 1973047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended January 31, 2025

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the transition period from __________ to __________

Commission file number 333-271350

MARKY CORP.

(Exact name of registrant as specified in its charter)

Wyoming	32-0689703	7370
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Kos Ramirez Maximiliano, President and Chief Executive Officer San Sebastian 309, Martinica Leon, 37500 Guanajuato, Mexico Phone: + 1-860-973-0746
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]       No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal year was 0$ as of January 31, 2025.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,330,797 common shares issued and outstanding as of January 31, 2025.

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

The platform includes RSS Feeds, allowing users to consolidate updates and content from preferred websites. Three subscription plans - Basic, Pro, and Enterprise - are available for accessing RSS Feeds. Marky Corp. launched its social media management mobile application "Marky News" on Apple Store and as an APK file. The application offers exclusive access to SMM resources and industry updates, providing real-time alerts and valuable insights into social media marketing trends.

Our primary source of revenue stems from the sale of subscriptions of RSS feeds.

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

Employees

The Company has two employees - Kos Ramirez Maximiliano, acting as President, Treasurer, Secretary and Director; and Salvador Zamora Sanchez, an Independent Director. On January 24, 2025, Salvador Zamora Sanchez was appointed to serve as an Independent Director of the Company.

Offices

Our business office is located at Kos Ramirez Maximiliano, San Sebastian 309, Martinica León, 37500, Guanajuato, Mexico. Our telephone number is +18609730746.

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

Item 3.  Legal Proceedings

During the period ending January 31, 2025, there were no pending or threatened legal actions against us.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

PART II

Item 6. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

The Company's common stock is quoted on the OTC Market under the trading symbol "MRKY".

HOLDERS

As of January 31, 2024, the Company had 4,330,797 shares of our common stock issued and outstanding held by our shareholders.

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

For the year ended January 31, 2025 the Company issued 89,667 shares of common stock for cash proceeds of $2,690 at $0.03 per share.

There were 4,330,797 and 4,241,130 shares of common stock issued and outstanding as of January 31, 2025, and January 31, 2024, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 7. Selected Financial Data

Not applicable to smaller reporting companies.

Results of Operations for the years ended January 31, 2025 and 2024:

Revenue

During the year ended January 31, 2025 and the year ended January 31, 2024, we generated $37,858 and $17,185 of revenue, respectively, due to the general growth of our business and increased marketing and sales efforts.

Operating expenses

Total operating expenses for the year ended January 31, 2025 and 2024 were $71,141 and $18,729, respectively. The operating expenses for the year ended January 31, 2025 and 2024 included Professional Fees of $40,005 and $13,064; Bank service charges of $124 and $115; and Depreciation expense of $26,752 and $5,550; Advertising and Promotion of $49 and $0; Business Licenses and Permits of $62 and $0; Licenses and Permits of $365 and $0; Server rent of $2,901 and $0; Technical support expense of $ 882 and $0, respectively. Increases in expenses due to the overall growth of the Company and its increased operations and the increase in amortization expense was due to the acquisition of intangible assets during the period.

Net Income (Loss)

Our net loss for the years ended January 31, 2025 and 2024 was $33,282 and $1,544, respectively, due to the reasons explained above.

Liquidity and Capital Resources and Cash Requirements

As of January 31, 2025 the Company had cash of $0 ($23,630 as of January 31, 2024).

During the year ended January 31, 2025, the Company used $7,757 of cash in operating activities due to its net loss $33,282. During the year ended January 31, 2024 the Company had $4,694 of cash provided by its operating activities due to its net loss $1,544.

During the year ended January 31, 2025 and 2024, the Company used $23,000 and $109,150 of cash in investing activities, respectively, for the purchase of intangible assets.

During the year ended January 31, 2025 the Company generated $7,127 of cash from financing activities, made up of $4,437 proceeds from related party loan and $2,690 proceeds from the sale of common stock. During the year ended January 31, 2024 the Company generated $132,845 of cash from financing activities, made up of $110,611 proceeds from related party loan and $22,234 proceeds from the sale of common stock.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

MARKY, CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Marky Corp (the ‘Company’) as of January 31, 2025, and the related statements of operations, changes in stockholders’ equity/ (deficit) and cash flows for the year ended January 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and the results of its operations and its cash flows for the year ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(35,188), net loss of $(33,282) and a negative working capital of $(115,312). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has significant operating losses and a working capital deficiency. Furthermore, the company have limited revenue insufficient to cover operating cost. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/s/Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

April 30, 2025

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

May 6, 2024

MARKY CORP.

BALANCE SHEETS

	January 31, 2025	January 31, 2024

ASSETS
Current Assets
Mercury	$-	$23,630
Prepaid Expense	16,519	-
Total Current Assets	16,519	23,630
Fixed Assets
Mobile App Development program, Net	67,586	83,650
Intangible Assets, Net	40,962	28,650
Total Fixed Assets	108,548	112,300
TOTAL ASSETS	$125,067	$135,930

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$600	$-
Deferred revenue	14,692	-
Related Party Loan	116,539	112,102
Total Current Liabilities	131,831	112,102
Total Liabilities	131,831	112,102
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 4,330,797 and 4,241,130 shares of common stock issued and outstanding as of January 31, 2025, and January 31, 2024	4,331	4,241
Additional Paid-in Capital	24,093	21,493
Accumulated Deficit	(35,188)	(1,906)
Total Stockholders’ Equity	(6,764)	23,828
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$125,067	$135,930

The accompanying notes are an integral part of these audited financial statements.

MARKY CORP.

STATEMENT OF OPERATIONS

	For the year ended January 31, 2025	For the year ended January 31, 2024
Revenues
Sales	$37,858	$17,185
Total Revenues	37,858	17,185

Operating Expenses
Bank service Charges	124	115
Depreciation Expense	26,752	5,550
Business Licenses and Permits	62	-
Postage and Delivery	365	-
Server rent	2,901	-
Advertising and Promotion	49	-
Technical support expense	882	-
Professional fees	40,005	13,064
Total Operating Expenses	71,141	18,729
Net Income (Loss) from Operations	(33,282)	(1,544)
Provision for Income Taxes	-	-

Net Income (Loss)	$(33,282)	$(1,544)

Income (Loss) per Common Share – Basic & Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,313,650	4,241,130

The accompanying notes are an integral part of these audited financial statements.

MARKY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended January 31, 2025, and 2024

(Audited)

	Number of common		Additional Paid-in- Capital	Accumulated deficit	Total
	Shares	Amount

Balance as of January 31, 2023	3,500,000	$3,500	$-	$(362)	$3,138
Net Loss for year ended January 31, 2024	-	-	$-	$(1,544)	$(1,544)
Sales of common stock at $0.03 per share	741,130	$741	$21,493	$-	$22,234
Balance as of January 31, 2024	4,241,130	4,241	$-	$(1,906)	$23,828
Sales of common stock at $0.03 per share	89,667	$90	$2,600	$-	$2,690
Net Loss for year ended January 31, 2025	-	-	$-	$(33,282)	$(33,282)
Balance as of January 31, 2025	4,330,797	$4,331	$24,093	$(35,188)	$(6,764)

The accompanying notes are an integral part of these audited financial statements.

MARKY CORP.

STATEMENTS OF CASH FLOWS

	Year ended. January 31, 2025	Year ended. January 31, 2024
OPERATING ACTIVITIES
Net Income (Loss)	$(33,282)	$(1,544)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation	26,754	5,550
Changes in operating assets and liabilities:
Deferred revenue	14,692	-
Prepaid expense	(16,519)	-
Accounts Payable	600	(8,700)
Cash Flows Provided by (Used in) Operating Activities	(7,757)	(4,694)

INVESTING ACTIVITIES
Purchase of Intangible Assets	(23,000)	(25,500)
Mobile App Development Project	-	(83,650)
Cash Flows Used in Investing Activities	(23,000)	(109,150)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	2,690	22,234
Proceeds from related party loan	4,437	110,611
Cash Flows Provided by Financing Activities	7,127	132,845

Net cash increase (decrease) for period	23,630	19,001
Cash at beginning of period	23,630	4,629
Cash at end of period	$0	$23,630

The accompanying notes are an integral part of these audited financial statements.

MARKY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

NOTE 2 - GOING CONCERN

The accompanying audited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had revenue in the amount of $37,858 and incurred net loss in amount of $33,282 as of January 31, 2025. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements  included in our Annual Report on Form S-1 for the year ended January 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of January 31, 2025 ($23,630 as of January 31, 2024).

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

As of January 31, 2025, the intangible assets, net were as follows:

Website	$14,200
RSS feeds	43,000
Mobile App	83,650
Accumulated Depreciation	(32,302)
Total intangible assets	$108,548

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

For the year ended January 31, 2025 the Company issued 89,667 shares of common stock for cash proceeds of $2,690 at $0.03 per share.

There were 4,330,797 and 4,241,130 shares of common stock issued and outstanding as of January 31, 2025, and January 31, 2024, respectively.

NOTE 5 — RELATED PARTY TRANSACTIONS

During the years ended January 31, 2025, and 2024, the Company’s director loaned to the Company $116,539 and $112,102, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to January 31, 2025, and has determined that there are material subsequent events that require disclosure in these financial statements.

Effective April 24, 2025, there occurred a change in control of Marky Corp. (the “Company”). On such date, pursuant to eight separate stock purchase agreements (the “Purchase Agreements”), the Company’s former Chief Executive officer, director and control shareholder, Kos Ramirez Maximiliano, sold all 3,500,0000 shares of Company common stock (the “Maximiliano Shares”) owned by him. None of the purchasers of the Maximiliano Shares acquired a sufficient number of shares of Company common stock to possess voting control of the Company. The total consideration for the Maximiliano Shares received by Mr. Maximiliano was $500,850 in cash.

In conjunction with the Purchase Agreements, on April 24, 2025, (1) Kos Ramirez Maximiliano resigned as an officer and director of the Company and Salvador Zamora Sanchez resigned as a director of the Company; and (2) Chung Ling Cheong Dicky was appointed as President, Chief Executive Officer, Secretary and a Director of the Company and Zhicheng Xie was appointed a Director of the Company.

Item 9. Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Company

Our executive officer's and director's and their respective ages are as follows:

Name	Positions
Kos Ramirez Maximiliano	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)
Salvador Zamora Sanchez	Director

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of two members, Kos Ramirez Maximiliano, who does not qualify as an independent director, and Salvador Zamora Sanchez, Independent Director. Our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

AUDIT COMMITTEE, COMPENSATION COMMITTEE, AND FINANCIAL EXPERT

We do not have an Audit Committee or Compensation Committee. Additionally, we have no persons currently receiving any compensation due to our start-up nature. Our director and president performs some of the same functions of an Audit Committee and Compensation Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements, and their audit report; reviewing management’s administration of the system of internal accounting controls, and determining all compensation amounts. The Company does not currently have a written audit committee charter or a compensation committee charter or any similar documents.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

The Company has not adopted a formal written code of ethics due to the small size of the organization and start-up nature.

Item 11. Executive Compensation

Kos Ramirez Maximiliano, President, Treasurer, Secretary and Director, has not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors.

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

MARKY CORP.

Date: April 30, 2025	By:	/s/ Chung Ling Cheong Dicky
Chung Ling Cheong Dicky
Chief Executive Officer